Form 10-K
period 1995-12-31
PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY INC
filed 1996-03-29
CIK 822657

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549

				FORM 10-K


(Mark One)

/ x /ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

/   /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File No.: 33-72966

The Prudential Home Mortgage Securities Company, Inc.
(Exact name of registrant as specified in its charter)

	Delaware                        43-1490160

(State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) No.)


7470 New Technology Way
Frederick, Maryland                     21701
(Address of principal executive         (Zip Code)
offices)


Registrant's telephone number, including area code (301) 846-8326

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X          No__


	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	NOT APPLICABLE

	State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405).

	NOT APPLICABLE

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	NOT APPLICABLE


				PART I

Item 1.  Business.

	Omitted pursuant to the no action letter to the registrant from the Office of Chief Counsel of the Division of Corporation Finance, Securities and Exchange Commission dated June 17, 1988 (the "No Action Letter") with respect to series of mortgage pass-through certificates (collectively, the "Mortgage Pass-Through Certificates"), each series being issued pursuant to a Pooling and Servicing Agreement (collectively, the "Pooling and Servicing Agreements") between the registrant, a servicer (the "Servicer") and a trustee (the "Trustee").


Item 2.  Properties.

	In lieu of information required by Item 102 of Regulation S-K, the annual statements as to the compliance by the Servicer with respect to the Servicer's activities under the Pooling and Servicing Agreements during 1995 (collectively, the "Annual Statements of Compliance") are attached hereto as Exhibit 99.2 in accordance with the No Action Letter and are incorporated by reference herein.


Item 3.  Legal Proceedings.

	The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the "Trusts"), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreements.


Item 4.  Submission of Matters to a Vote of Security Holders.

	None.


				PART II


Item 5.  Market for Registrant's Common Equity and Related
	    Stockholder Matters.


	(a) There is no established public trading market for the Mortgage Pass-Through Certificates.

	(b) As of December 31, 1995, the total number of holders of the publicly-offered Mortgage Pass-Through Certificates for all classes within each series of Mortgage Pass-Through
	Certificates sold during 1995 was as follows:

		Series          Number of Holders

		1995-1                  56
		1995-2                  21
		1995-3                  13
		1995-4                  20
		1995-5                  21
		1995-6                  38
		1995-7                  21


	(c)     Omitted pursuant to the No Action Letter.


Item 6.  Selected Financial Data.

	Omitted pursuant to the No Action Letter.


Item 7.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations.

	Omitted pursuant to the No Action Letter.


Item 8.  Financial Statements and Supplementary Data.

	In lieu of the information required by Item 8, the annual reports prepared by a firm of independent public accountants (collectively the "Annual Independent Accountants' Servicing Reports") with respect to the Servicer's activities under the Pooling and Servicing Agreements during 1995 and the Annual Statements of Compliance are attached hereto as Exhibits 99.1 and 99.2, respectively, in accordance with the No Action Letter and are incorporated by reference herein.


Item 9.  Changes in and Disagreements with Accountants on
	 Accounting and Financial Disclosure.

	None.


				PART III


Item 10.  Directors and Executive Officers of the Registrant.

	  Omitted pursuant to the No Action Letter.


Item 11.  Executive Compensation.

	  Omitted pursuant to the No Action Letter.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

	  Omitted pursuant to the No Action Letter.


Item 13.  Certain Relationships and Related Transactions.

	  Omitted pursuant to the No Action Letter.


				PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)  Exhibits

		99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1995, in accordance with the No Action Letter.

		99.2 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1995, in accordance with the No Action Letter.

	(b) On February 13, 1995, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1995-01.

		On June 26, 1995, reports on Form 8-K were filed in order to provide the Pooling and Servicing Agreements for Mortgage Pass-Through Certificates of Series 1995-02 and 1995-03.

		On August 11, 1995, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1995-04.

		On August 21, 1995, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1995-06.

		On October 2, 1995, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1995-07.

		On October 26, 1995, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1995-05.

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.


				SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


THE PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY, INC.


By:   /s/ MARVIN I. MOSKOWITZ
Name:     Marvin I. Moskowitz
Title:    President, Chief Executive Officer and Director
Dated:    March 27, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ MARVIN I. MOSKOWITZ
Name:   Marvin I. Moskowitz
Title:  President, Chief Executive Officer & Director
Dated:  March 25, 1996


By:   /s/ JAMES B. SVINTH
Name:   James B. Svinth
Title:  Director
Dated:  March 22, 1996


By:   /s/ ROY J. KASMAR
Name:   Roy J. Kasmar
Title:  Director
Dated:  March 25, 1996


By:   /s/ JERRY L. HALBROOK
Name:   Jerry L. Halbrook
Title:  Controller / Comptroller
Dated:  March 25, 1996


By:   /s/ DANIEL H. ROSEN
Name:   Daniel H. Rosen
Title:  Treasurer & Principal Financial Officer
Dated:  March 22, 1996


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT


	(a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

	(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



				EXHIBIT INDEX


Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements for the year ended December 31, 1995.

99.2    Annual Statements of Compliance under the Pooling and
	Servicing Agreements for the year ended December 31, 1995.