Form 10-K
period 1996-12-31
PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY INC
filed 1997-03-31
CIK 822657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K


(Mark One)

/ x /ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

/   /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Nos.:  33-72966 and 33-68032

The Prudential Home Mortgage Securities Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                   43-1490160

(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              No.)


7470 New Technology Way
Frederick, Maryland                        21703
(Address of principal executive            (Zip Code)
offices)


Registrant's telephone number, including area code (301) 624-1700

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


Yes  X          No__


	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	NOT APPLICABLE

	State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

	NOT APPLICABLE

	Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	NOT APPLICABLE


                                  PART I

Item 1.  Business.

Omitted pursuant to the no action letter to the registrant from the Office of Chief Counsel of the Division of Corporation
Finance, Securities and Exchange Commission dated June 17, 1988
(the "No Action Letter") with respect to series of mortgage pass-through certificates (collectively, the "Mortgage Pass-
Through Certificates"), each series being issued pursuant to a Pooling and Servicing Agreement (collectively, the "Pooling and
Servicing Agreements") between the registrant, a servicer or master servicer, a trustee and in some instances a certificate administrator.


Item 2.  Properties.

In lieu of information required by Item 102 of Regulation S-K, the annual statements as to the compliance by the master servicer or servicer with respect to the servicing activities under the Pooling and Servicing Agreements or related servicing agreements during 1996 (collectively, the "Annual Statements of Compliance") are attached or will be provided hereto as Exhibit 99.2 and are incorporated by reference herein.


Item 3.  Legal Proceedings.

In January 1997, the registrant and others were served with a complaint in a purported class action filed on November 18, 1996 in the Superior Court of New Jersey, Essex County Law Division, The Capital Life Insurance Co. v. The Prudential Insurance Company of America et al., Esx-L-13045-96. The complaint asserts claims against the registrant, The Prudential Home Mortgage Company, Inc. ("PHMC") and certain of their present and former affiliates for common law fraud, negligent misrepresentation and violations of the New Jersey RICO statute arising out of the plaintiff's purchase of Prudential Home Thirty-Year Mortgage Trust 1992-A, Subordinated Mortgage Securities, Series 1992-A (the "Securities") and seeks compensatory and punitive damages and injunctive relief. The complaint alleges that the defendants and dealers misrepresented and concealed material facts relating to the quality and likely performance of the Securities, including among other things the selection of assets underlying the Securities, financial models and projections used, default and loss experience, sufficiency of credit support, loan-to-value ratios, quality of underwriting standards, ability to affect the existence, timing, amount and reporting of defaults and losses, and payment terms. The registrant, PHMC and affiliated defendants will deny the substantive allegations of the complaint in their answer and will vigorously defend the lawsuit. The case is at a preliminary stage, and the registrant is not now in a position to predict the outcome or effect of the litigation.

The registrant knows of no other material pending legal proceedings involving the trust estates created under the Pooling and Servicing Agreements (the "Trusts"), the trustee, any master servicer, certificate administrator, the servicers or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing
Agreements or related servicing agreements.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.




                                 PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     (a) There is no established public trading market for the Mortgage Pass-Through Certificates.

     (b) As of December 31, 1996, the total number of holders of the publicly-offered Mortgage Pass-Through Certificates for all classes within each series of Mortgage Pass-Through
     Certificates sold during 1996 was as follows:

         	 Series          Number of Holders

	1992-47, A-16	   1
	1992-50, A-7	   3
	1993-11, A-11	   1
	1994-21, A-9	   2
	1994-29, A-8	 10
           	1996-1                  14
           	1996-2                  51
	1996-3                  17
	1996-4                  20
	1996-5                  49
	1996-6                  18
	1996-7                  24
	1996-8	            	 22

     (c)     Omitted pursuant to the No Action Letter.


Item 6.  Selected Financial Data.

Omitted pursuant to the No Action Letter.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Omitted pursuant to the No Action Letter.


Item 8.  Financial Statements and Supplementary Data.

In lieu of the information required by Item 8, the annual reports prepared by independent public accountants
(collectively the "Annual Independent Accountants' Servicing
Reports") concerning master servicing or servicing activities under the Pooling and Servicing Agreements or related servicing agreements during 1996 and the Annual
Statements of Compliance are or will be provided as Exhibits 99.1 and 99.2, respectively, and are incorporated by reference herein.




Item 9.  Changes in and Disagreements with Accountants on

     Accounting and Financial Disclosure.

Not Applicable


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to the No Action Letter.


Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to the No Action Letter.


                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)  Exhibits

     	The following exhibits are or will be provided:

	99.1    	Annual Independent Accountants' Servicing Reports
	concerning servicing activities under the Pooling and Servicing Agreements or related servicing agreements for the year ended December 31, 1996 of:

	(1)	GMAC Mortgage Corporation of PA
	(2)	FBS Mortgage Corporation
	(3)	Countrywide Home Loans
	(4)	The Huntington Mortgage Co.
	(5)	Matrix Financial Services
	(6)	NationsBank Mortgage Corp.
	(7)	Home Side Lending
	(8)	Columbia Equities, LTD
	(9)	Great Financial Mortgage
	(10)	National City Mortgage Company
	(11)	American Home Funding, Inc.
	(12)	SunTrust Mortgage Corporation
	(13)	International Savings & Loan of Hawaii
	(14)	First Union Mortgage Corporation
	(15)	Barnett Mortgage Company
	(16)	Bank of Hawaii
	(17)	Citicorp Mortgage, Inc.
	(18)	The Prudential Home Mortgage Company, Inc.
	(19)	Norwest Mortgage Inc.


	99.2 Annual Statements of Compliance concerning servicing activitiesunder the Pooling and Servicing Agreements or related servicing agreements for the year ended
		December 31, 1996 of:

	(1)	GMAC Mortgage Corporation of PA
	(2)	FBS Mortgage Corporation
	(3)	Countrywide Home Loans
	(4)	The Huntington Mortgage Co.
	(5)	Matrix Financial Services
	(6)	NationsBank Mortgage Corp.
	(7)	Home Side Lending
	(8)	Columbia Equities, LTD
	(9)	Great Financial Mortgage
	(10)	National City Mortgage Company
	(11)	American Home Funding, Inc.
	(12)	SunTrust Mortgage Corporation
	(13)	International Savings & Loan of Hawaii
	(14)	First Union Mortgage Corporation
	(15)	Barnett Mortgage Company
	(16)	Bank of Hawaii
	(17)	Citicorp Mortgage, Inc.
	(18)	The Prudential Home Mortgage Company, Inc.
	(19)	Norwest Mortgage Inc.


	(b) On March 11, 1996, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1996-01.

		On March 29, 1996, report on Form 8-K was filed in order to provide Amendment No.3 to the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1994-29 Class A-8.

		On April 16, 1996, reports on Form 8-K were filed in order to provide the Pooling and Servicing Agreements for Mortgage Pass-Through Certificates of Series 1996-02 and 1996-03.

		On May 1, 1996, report on Form 8-K was filed in order to provide Amendment No.1 to the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1994-21 Class A-9.

		On May 3, 1996, report on Form 8-K was filed in order to provide Amendment No.3 to the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1992-47 Class A-16.

		On May 3, 1996, report on Form 8-K was filed in order to provide Amendment No.1 to the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1992-50 Class A-7.

		On May 3, 1996, report on Form 8-K was filed in order to provide Amendment No.1 to the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1993-11 Class A-11.

		On May 4, 1996, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1996-04.

		On May 4, 1996, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1996-05.

		On July 3, 1996, report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1996-06.

		On July 11, 1996, reports on Form 8-K were filed in order to provide the Pooling and Servicing Agreement for Mortgage Pass-Through Certificates of Series 1996-07 and 1996-08.

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.


				SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


THE PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY, INC.


By:   /s/ RUSSELL B. MELLOTT
Name:    Russell B. Mellott
Title:    President, Chief Executive Officer and Director
Dated:    March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ RUSSELL B. MELLOTT
Name:   Russell B. Mellott
Title:  President, Chief Executive Officer & Director
Dated:  March 31, 1997


By:   /s/ GARY D. TRABKA
Name:   Gary D. Trabka
Title:  Director
Dated:  March 31, 1997


By:   /s/ WILLIAM E. SCHMID
Name:   William E. Schmid
Title:  Director
Dated:  March 31, 1997


By:   /s/ JOHN R. CRITCHFIELD
Name:   John R. Critchfield
Title: Comptroller / Principal Accounting Officer
Dated:  March 31, 1997


By:   /s/ DANIEL H. ROSEN
Name:   Daniel H. Rosen
Title:  Treasurer / Principal Financial Officer
Dated:  March 31, 1997


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT


	(a)(1) No annual report is provided to the Certificateholders. Monthly statements are provided with respect to aggregate principal and interest distributions.


	(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



				EXHIBIT INDEX


Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities under the Pooling and Servicing Agreements or related servicing agreements for the year ended December 31, 1996 to be provided as received.

99.2    Annual Statements of Compliance under the Pooling and
	Servicing Agreements or related servicing agreements for the year ended December 31, 1996 to be provided as received.