Form 10-K/A
period 1996-12-31
PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY INC
filed 1997-06-17
CIK 822657

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A
		   Amendment No.1


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


Item 3.  Legal Proceedings.

In January 1997, the registrant and others were served with a complaint in a purported class action filed on November 18, 1996 in the Superior Court of New Jersey, Essex County Law Division, The Capitol Life Insurance Co. v. The Prudential Insurance Company of America et al., Esx-L-13045-96.
On March 26, 1997, the registrant and others filed a motion to dismiss the complaint for failure to state a claim on which relief can be granted. On June 2, 1997, an amended complaint was filed, and American Investors Life Insurance Company joined The Capitol Life Insurance Co. as a named plaintiff in the action. As amended, the complaint asserts claims against the registrant, and certain of their present and former affiliates and certain former employees as well as Merrill Lynch & Co., Kidder Peabody & Co., Incorporated, Lehman Brothers Inc. and Salomon Brothers Inc for common law fraud, negligent misrepresentation, violations of the New Jersey RICO statute, violations of the New Jersey securities statute and negligence arising out of the plaintiffs' purchase of Prudential Home Thirty-Year Mortgage Trust 1992-A, Subordinated Mortgage Securities, Series 1992-A (the "Securities") and seeks compensatory and punitive damages and injunctive relief. The complaint alleges that the defendants misrepresented and concealed material facts relating to the quality and likely performance of the Securities, including among other things the selection of assets underlying the Securities, financial models and projections used, default and loss experience, sufficiency of credit support, loan-to-value ratios, quality of underwriting standards, ability to affect the existence, timing, amount and reporting of defaults and losses, and payment terms. The registrant and affiliated defendants are vigorously defending the lawsuit. The case is at a preliminary stage, and the registrant is not now in a position to predict the outcome or effect of the litigation.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

None.


                                 PART II

	This Amendment No.1 on Form 10-K/A amends Item 5 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 31, 1997, by The Prudential Home Mortgage Securities Company, Inc.
Item 5 of the Original Form 10-K is amended to read in its entirety as follows:

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

     (a) There is no established public trading market for the Mortgage Pass-Through Certificates.

     (b) As of December 31, 1996, the total number of holders of the publicly-offered Mortgage Pass-Through Certificates for all Mortgage Pass-ThroughCertificates sold during 1996 was as follows:

         	 Series          Number of Holders

	1992-47, A-16	   1
	1992-50, A-7	   3
	1993-11, A-11	   1
	1994-21, A-9	   2
	1994-29, A-8	 10
	1992-13, A-10	   1
	1992-14, A-14	   1
	1992-18, A-11	   1
	1992-21, A-11	   1
	1992-22, A-18	   1
	1992-25, A-15	   1
	1992-26, A-18	   1
	1992-27, A-20	   1
	1992-28, A-10	   1
	1992-29, A-10	   1
	1992-33, A-14	   1
	1992-37, A-11	   1
	1992-38, A-9	   1
	1993-04, A-12	   1
	1993-09, A-18	   1
	1993-18, A-11	   1
	1996-1                  14
	1996-2                  51
	1996-3                  17
	1996-4                  20
	1996-5                  49
	1996-6                  18
	1996-7                  24
	1996-8	            	 22


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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to the No Action Letter.


Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to the No Action Letter.


                                 PART IV


	This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 31, 1997, by The Prudential Home Mortgage Securities Company, Inc.
(the "Reporting Person"). Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)  Exhibits

     	The following exhibits are or will be provided:

	99.1    	Annual Independent Accountants' Servicing Reports
	concerning servicing activities under the Pooling and Servicing Agreements or related servicing agreements for the year ended December 31, 1996 of:

	(1)	GMAC Mortgage Corporation of PA<F2>
	(2)	FBS Mortgage Corporation<F1>
	(3)	Countrywide Home Loans<F2>
	(4)	The Huntington Mortgage Co. <F2>
	(5)	Matrix Financial Services<F2>
	(6)	NationsBank Mortgage Corp. <F2>
	(7)	Home Side Lending<F2>
	(8)	Columbia Equities, LTD<F2>
	(9)	Great Financial Mortgage<F2>
	(10)	National City Mortgage Company<F2>
	(11)	American Home Funding, Inc. <F2>
	(12)	SunTrust Mortgage Corporation<F2>
	(13)	International Savings & Loan of Hawaii<F1>
	(14)	First Union Mortgage Corporation<F2>
	(15)	Barnett Mortgage Company<F1>
	(16)	Bank of Hawaii<F2>
	(17)	Citicorp Mortgage, Inc. <F2>
	(18)	The Prudential Home Mortgage Company, Inc. <F2>
	(19)	Norwest Mortgage Inc. <F2>


	99.2 Annual Statements of Compliance concerning servicing activities under the Pooling and Servicing Agreements or related servicing agreements for the year ended
		December 31, 1996 of:

	(1)	GMAC Mortgage Corporation of PA<F2>
	(2)	FBS Mortgage Corporation<F1>
	(3)	Countrywide Home Loans<F2>
	(4)	The Huntington Mortgage Co. <F2>
	(5)	Matrix Financial Services<F2>
	(6)	NationsBank Mortgage Corp. <F2>
	(7)	Home Side Lending<F2>
	(8)	Columbia Equities, LTD<F2>
	(9)	Great Financial Mortgage<F2>
	(10)	National City Mortgage Company<F2>
	(11)	American Home Funding, Inc. <F2>
	(12)	SunTrust Mortgage Corporation<F2>
	(13)	International Savings & Loan of Hawaii<F1>
	(14)	First Union Mortgage Corporation<F2>
	(15)	Barnett Mortgage Company<F1>
	(16)	Bank of Hawaii<F2>
	(17)	Citicorp Mortgage, Inc. <F2>
	(18)	The Prudential Home Mortgage Company, Inc. <F2>
	(19)	Norwest Mortgage Inc. <F2>


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

		On May 2, 1996, reports on Form 8-K were filed in order to to provide Amendments to the Servicing Agreements for Mortgage Pass-Through Certificates of the following Series:

		1992-13, A-10
		1992-14, A-14
		1992-18, A-11
		1992-21, A-11
		1992-22, A-18
		1992-25, A-15
		1992-26, A-18
		1992-27, A-20
		1992-28, A-10
		1992-29, A-10
		1992-33, A-14
		1992-37, A-11
		1993-09, A-18

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

	(c)  Omitted pursuant to the No Action Letter.

	(d)  Omitted pursuant to the No Action Letter.


<F1>	Such document is not filed herewith since such document has
not been received by the Reporting Person. Such document will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.

<F2> 	Filed herewith.


				SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


THE PRUDENTIAL HOME MORTGAGE SECURITIES COMPANY, INC.


By:   /s/ RUSSELL B. MELLOTT
Name:    Russell B. Mellott
Title:    President, Chief Executive Officer and Director
Dated:    June 13, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ RUSSELL B. MELLOTT
Name:   Russell B. Mellott
Title:  President, Chief Executive Officer & Director
Dated:  June 13, 1997


By:   /s/ GARY D. TRABKA
Name:   Gary D. Trabka
Title:  Director
Dated:,  June 13, 1997


By:   /s/ STEPHEN L. RAMBO
Name:   Stephen L. Rambo
Title:  Comptroller/Principal Accounting Officer
Dated:,  June 13, 1997


By:   /s/ WILLIAM E. SCHMID
Name:   William E. Schmid
Title:  Director
Dated:,  June 13, 1997


By:   /s/ DANIEL H. ROSEN
Name:   Daniel H. Rosen
Title:  Treasurer/Principal Financial Officer
Dated:  June 13, 1997


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT


	(a)(1) No annual report is provided to the Certificate holders. Monthly statements are provided with respect to aggregate principal and interest distributions.


	(a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificate holder with respect to any annual or other meeting of Certificate holders.



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